Form 10-Q
period 2021-09-30
World Quantum Growth Acquisition Corp.
filed 2021-11-18
CIK 1851174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

WORLD QUANTUM GROWTH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40728	98-1588038
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

PO Box 309, Ugland House

Grand Cayman, KY1-1104

(Address of principal executive offices, including zip code)

(345) 949 8066

Registrant’s Telephone Number, Including Area Code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	WQGA.U	The New York Stock Exchange
Class A Ordinary Shares included as part of the units	WQGA	The New York Stock Exchange

Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	WQGA WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 15, 2021, 20,395,000 Class A ordinary shares, par value $0.0001 per share, and 5,098,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

WORLD QUANTUM GROWTH ACQUISITION CORP.

Form 10-Q
For the Quarter Ended September 30, 2021

Table of Contents

Page
Part I. Financial Information
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the three-months ended September 30, 2021 and for the period from March 9, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Equity for the three months ended September 30, 2021 and the period from March 9, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from March 9, 2021 (inception) through September 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safely Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25
Part III. Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2021
Assets
Current assets:
Cash	$1,433,429
Prepaid Expenses	380,555
Total Current Assets	1,813,984
Cash and marketable securities held in Trust Account	205,999,061
Long-term prepaid expenses	310,017
Total assets	$208,123,062

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$705,615
Due to related party	16,774
Total current liabilities	722,389
Warrant Liability	12,210,000
Deferred underwriting fee	7,138,250
Total liabilities	20,070,639

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 20,395,000 shares at redemption value of $10.10	205,989,500

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding, excluding 20,395,000 shares subject to possible redemption	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,098,750 shares issued and outstanding	510
Additional paid-in capital	—
Accumulated deficit	(17,937,587)
Total shareholders’ deficit	(17,937,077)
Total Liabilities and Shareholders’ Deficit	$208,123,062

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2021	For the period from March 9, 2021 (Inception) to September 30, 2021
Formation and operating costs	$119,547	$136,028
Loss from operations	(119,547)	(136,028)

Other income and expense
Interest income on marketable securities held in Trust Account	9,561	9,561
Offering cost allocated to warrants	(1,004,805)	(1,004,805)
Excess of fair value over cash received for private warrants	(4,740,175)	(4,740,175)
Change in fair value of warrant liability	16,954,800	16,954,800
Total other income and expenses	11,219,381	11,219,381

Net income	$11,099,834	$11,083,353

Weighted average shares outstanding of Class A ordinary shares	10,802,446	4,824,394
Basic and diluted net income per share, Class A ordinary shares	$0.70	$1.14
Weighted average shares outstanding of Class B ordinary shares	5,007,514	4,857,725
Basic and diluted net income per share, Class B ordinary shares	$0.70	$1.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of March 9, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares Issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—				(8,497)	(8,497)
Balance as of March 31, 2021	—	—	5,750,000	575	24,425	(8,497)	16,503
Net loss	—	—	—	—	—	(7,984)	(7,984)
Balance as of June 30, 2021	—	—	5,750,000	575	24,425	(16,481)	8,519
Net income	—	—	—	—	—	11,099,834	11,099,834
Forfeiture of Class B ordinary shares by Sponsor	—	—	(651,250)	(65)	65	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,490)	(29,020,940)	(29,045,430)
Balance as of September 30, 2021	—	$—	5,098,750	$510	$—	$(17,937,587)	$(17,937,077)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

For the Period from March 9, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income	$11,083,353
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Class B ordinary shares	7,060
Allocation of offering costs to warrant expense	1,004,805
Interest earned on cash and marketable securities held in Trust Account	(9,561)
Fair value in excess of cash received for private warrants	4,740,175
Change in fair value of warrant liabilities	(16,954,800)
Changes in current assets and liabilities:
Prepaid expenses	(380,555)
Other assets	(310,017)
Accrued expenses	41,297
Due to related party	16,774
Net cash used in operating activities	(776,469)
Cash flows from investing activities:
Investment in Trust Account	(205,989,500)
Net cash used by investing activities	(205,989,500)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	199,871,000
Proceeds from private placement	8,618,500
Proceeds from issuance of promissory note to related party	300,000
Payment of promissory note	(300,000)
Payment of deferred offering costs	(290,102)
Net cash provided by financing activities	208,199,398

Net change in cash	1,433,429
Cash, beginning of the period	—
Cash, end of the period	$1,433,429

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$17,940
Deferred UW commission liability charged to accumulated deficit	$7,138,250
Accrued offering costs	$679,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 1 — Organization and Business Operations

World Quantum Growth Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on March 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 9, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is World Quantum Growth Acquisition LLC, a Cayman Islands limited liability company (the “Sponsor”).   The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on August 10, 2021 (the “Effective Date”). On August 13, 2021, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit generating gross proceeds of $200,000,000, which is described in Note 4. The Company has granted the underwriter of the IPO a 45-day option to purchase up to an additional 3,000,000 units at the IPO price to cover over-allotments, if any. On August 25, 2021, the Underwriter partially exercised the over-allotment option to purchase an additional 395,000 Units (the “Over-Allotment Units”). On August 27, 2021, the Company completed the sale of the Over-Allotment Units to Underwriter (the “Over-Allotment”), generating an aggregate of gross proceeds of $3,950,000, and incurred $79,000 in cash underwriting fees.

Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 8,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds to the Company of $8,500,000, which is described in Note 4. Simultaneously with the closing of the Over-Allotment, the Company consummated the Private Placement of an aggregate of 118,500 additional Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to World Quantum Growth Acquisition LLC (the “Sponsor”), generating gross proceeds of $118,500.

Upon closing of the IPO, the Private Placement, and the sale of the Over-Allotment Units, a total of $205,989,500 ($10.10 per Unit) was placed in a trust account, with Continental Stock Transfer & Trust Company acting as trustee.

Transaction costs amounted to $12,204,610, consisting of $4,079,000 of underwriting fees, $7,138,250 of deferred underwriting fees (see Note 7), and $987,360 of other offering costs. Of the total transaction costs, $1,004,805 were allocated to expense associated with the warrant liability.

In addition, the Sponsor agreed to forfeit up to 750,000 Class B ordinary shares, par value $0.0001, to the extent that the over-allotment option is not exercised in full by the underwriter. On August 25, 2021, the Underwriter partially exercised the over-allotment option to purchase the Over-Allotment Units and on August 27, 2021, the Company completed the sale of the Over-Allotment Units to Underwriter.  On September 24, 2021, the over-allotment option expired, and the Sponsor forfeited 651,250 Class B ordinary shares for no consideration (see Note 6).

Following the closing of the IPO on August 13, 2021, an amount of $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s Public Shareholders, until the earlier of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the Public Shares if the Company has not consummated the initial Business Combination within 18 months from the closing of the Initial Public Offering, subject to applicable law.

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders will be entitled to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of the then-outstanding Public Shares, subject to the limitations described herein.

The Company has only 18 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and each member of the management team have entered into an agreement with the Company pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares (the “Founder Shares”), (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (other than the Company’s independent registered public accounting firm), or a prospective target business with which the Company has entered into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay its tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the closing of the IPO on August 13, 2021, were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 6). The promissory note from the Sponsor was paid in full on August 13, 2021. Upon closing of the IPO on August 13, 2021, the Company had approximately $2.3 million in its operating bank account and working capital of approximately $1.5 million from the portion of the proceeds received and not held in the trust account.  As of September 30, 2021, the Company had approximately $1.4 million in its operating bank account, and working capital of approximately $1.1 million.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statement. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety.  As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statement is reflected in the following table:

	As Reported	Adjustment	As Restated
Balance Sheet as of August 13, 2020 (as per form 8-K filed on August 20, 2021)
Ordinary shares subject to possible redemption	$162,838,816	$39,161,184	$202,000,000

Class A ordinary shares, $0.0001 par value	388	(388)	—
Class B ordinary shares, $0.0001 par value	575	—	575
Additional Paid in Capital	10,686,154	(10,686,154)	—
Accumulated Deficit	(5,687,112)	(28,474,642)	(34,161,754)
Total Shareholders' Equity (Deficit)	$5,000,005	$(39,161,184)	$(34,161,179)
Number of shares subject to redemption	16,122,655	3,877,345	20,000,000

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from March 9, 2021 (inception) to March 15, 2021 as filed with the SEC on August 12, 2021. The interim results for the three months ended September 30, 2021 and for the period from March 9, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in this financial statement is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Cash and Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.  During the period from March 9, 2021 (inception) through September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs amounted to $12,204,610, of which $1,004,805 were allocated to expense associated with the warrant liability.

Class A Ordinary Shares Subject to Possible Redemption

All of the 20,395,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$203,950,000
Less:
Proceeds allocated to Public Warrants	(15,806,125)
Class A ordinary share issuance costs	(11,199,805)
Plus:
Accretion of carrying value to redemption value	29,045,430

Class A ordinary shares subject to redemption	$205,989,500

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary share for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from March 9, 2021 (inception) to September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the three months ended September 30, 2021		For the period from March 9, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$7,584,166	$3,515,668	$5,522,599	$5,560,754

Denominator:
Weighted-average shares outstanding	10,802,446	5,007,514	4,824,394	4,857,725

Basic and diluted net income per share	$0.70	$0.70	$1.14	$1.14

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 4 — Initial Public Offering

Public Units

On August 13, 2021, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share, and one-half of one warrant to purchase one Class A ordinary share (the “Public Warrants”).

The Company paid an underwriting fee at the closing of the IPO of $4,000,000. As of August 13, 2021, an additional fee of $7,000,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account.

The Company granted the underwriter of the IPO a 45-day option to purchase up to an additional 3,000,000 units at the IPO price to cover over-allotments, if any. On August 27, 2021, the Company completed the sale of a portion of the Over-Allotment Units to Underwriter (the “Over-Allotment”), generating an aggregate of gross proceeds of $3,950,000, incurred $79,000 in cash underwriting fees, and additional $138,250 deferred underwriters’ fee arising from the sale of Overallotment Units.

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described in Note 4 with respect to the Private Placement Warrants):

l	in whole and not in part;
l	at a price of $0.01 per warrant;
l	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
l

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

l	in whole and not in part;
l

at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

l

if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume weighted average price of the Class A ordinary shares during the 10-trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide the warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary share per warrant (subject to adjustment).

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,500,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,500,000. Simultaneously with the closing of the Over-Allotment on August 27, 2021, the Company consummated the private sale of an aggregate of 118,500 private warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $118,500.

Upon closing of the IPO, the Private Placement, and the sale of the Over-Allotment Units, a total of $205,989,500 ($10.10 per Unit) was placed in a trust account, with Continental Stock Transfer & Trust Company acting as trustee.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor, members of the Sponsor or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.  If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

Founder Shares

On March 15, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001. On July 22, 2021, the Company effected a share surrender resulting in its Sponsor surrendering 2,875,000 Class B ordinary shares. As a result of such share surrender, the Company’s initial shareholders held 5,750,000 Class B ordinary shares, 750,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. On August 27, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 395,000 Units, and forfeited the remainder of the option when it expired.  Accordingly, on September 24, 2021, the Sponsor surrendered to the Company for cancellation, 651,250 Class B ordinary shares, resulting in the initial shareholders holding an aggregate of 5,098,750 Class B ordinary shares, and none subject to forfeiture any longer.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination, (A) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Due to Related Party

The Company agreed, commencing on the date the securities of the Company are first listed on NYSE (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021 the Company accrued $16,774 for the administrative service fee for the period from the Listing Date to September 30, 2021.  The total due to the Sponsor at September 30, 2021, was $16,774.

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. Through September 30, 2021, the Company had borrowed $300,000 under the promissory note, which was fully repaid on August 13, 2021 from the proceeds of the IPO not held in the Trust Account.  At September 30, 2021, the promissory note is no longer available to be drawn upon.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At September 30, 2021, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed on August 13, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $7,138,250, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares with par value of $0.0001 each. At September 30, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with par value of $0.0001 each. At September 30, 2021, there were no shares issued or outstanding, excluding 20,395,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each.  At September 30, 2021, there are 5,098,750 issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares, which Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the Public Shares will vote together as a single class, with each share entitling the holder to one vote.

Note 9 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,
	2021	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$6,600,000	—	—	$6,600,000
Private Placement Warrants	5,610,000	—	—	5,610,000
	$12,210,000	$—	$—	$12,210,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis.

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on August 13, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model.  On September 30, 2021, the Company used the same model to establish the fair value of the Warrants.  The Warrants were classified as Level 3 at the initial measurement date and the subsequent remeasurent due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model were as follows:

Inputs	September 30, 2021	August 13, 2021
Risk-free interest rate	1.33%	0.91%
Expected term remaining (years)	5.0	5.0
Expected term until merger (years)	0.92	0.38
Estimated probability of successful merger	80.0%	95.0%
Expected volatility	15.0%	29.0%
Implied Stock price	$9.64	$9.18
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of Level 3 Warrant Liabilities:

Fair Value as of March 9, 2021 (inception)	$—
Initial measurement on August 13, 2021	28,675,000
Additional warrants issued on August 27, 2021	489,800
Change in fair value	(16,954,800)
Fair Value as of September 30, 2021	$12,210,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.  There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from March 9, 2021 (inception) through September 30, 2021.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September

30, 2021 are as follows:

	Carrying Value as of September 30, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities	205,998,784	3,320	-	206,002,104
	$205,998,784	$3,320	$-	$206,002,104

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “World Quantum Growth Acquisition Corp.,” “our,” “us” or “we” refer to World Quantum Growth Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on March 9, 2021 as a Cayman Islands exempted company with a business purpose to effect a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”).

The Company’s sponsor is World Quantum Growth Acquisition LLC, a Cayman Islands limited liability company (the “Sponsor”).   The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on August 10, 2021 (the “Effective Date”). On August 13, 2021, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit generating gross proceeds of $200,000,000, which is described in Note 3. The Company has granted the underwriter of the IPO a 45-day option to purchase up to an additional 3,000,000 units at the IPO price to cover over-allotments, if any. On August 27, 2021, the Company completed the sale of the Over-Allotment Units to Underwriter (the “Over-Allotment”), generating an aggregate of gross proceeds of $3,950,000, and incurred $79,000 in cash underwriting fees.

Transaction costs amounted to $12,204,610, consisting of $4,079,000 of underwriting fees, $7,138,250 of deferred underwriting fees (see Note 7), and $987,360 of other offering costs. Of the total transaction costs, $1,004,805 were allocated to expense associated with the warrant liability.

Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale (the “Private Placement”) of 8,500,000 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,500,000. Simultaneously with the closing of the Over-Allotment, the Company consummated the private sale (the “Private Placement”) of an aggregate of 118,500 private warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to World Quantum Growth Acquisition LLC (the “Sponsor”), generating gross proceeds of $118,500.

Following the closing of the IPO on August 13, 2021, an amount of $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, will provide that the proceeds from the Initial Public Offering and the sale of the

Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s Public Shareholders, until the earlier of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the Public Shares if the Company has not consummated the initial Business Combination within 18 months from the closing of the Initial Public Offering, subject to applicable law.

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders will be entitled to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of the then-outstanding Public Shares, subject to the limitations described herein.

The Company has only 18 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and each member of the management team have entered into an agreement with the Company pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares (the “Founder Shares”), (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (other than the Company’s independent registered public accounting firm), or a prospective target business with which the Company has entered into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay its tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of September 30, 2021 we had approximately $1.4 million in cash, and working capital of approximately $1.1 million.  Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through receipt of $25,000, or approximately $0.003 per share, from the initial shareholders to cover certain offering costs in consideration for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The promissory note from the Sponsor was paid in full on August 13, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

All activity for the period from March 9, 2021 (inception) through September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination candidate. Except as set forth in the immediately preceding sentence, we have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 9, 2021 (inception) to September 30, 2021, we had net income of $11,083,353. We incurred $136,028 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. The Company also recorded unrealized gain in change in fair value of warrant liabilities of $16,954,800, loss on sale of Private Placement Warrants of $4,740,175, warrant issuance costs of $1,004,805, and interest income from trust amounting to $9,561.

For the three months ended September 30, 2021, we had a net income of approximately $11,099,834. We incurred $119,547 of formation and operating costs. The Company also recorded unrealized gain in change in fair value of warrant liabilities of $16,954,800, loss on sale of Private Placement Warrants of $4,740,175, warrant issuance costs of $1,004,805, and interest income from trust amounting to $9,561.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the New York Stock Exchange, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three months ended September 30, 2021, $16,774 has been accrued or paid thereunder.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $7,138,250, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs amounted to $12,204,610, of which $1,004,805 were allocated to expense associated with the warrant liability.

Class A Ordinary Shares Subject to Possible Redemption

All of the 20,395,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the restatement of our financial statement as of August 13, 2021 for the classification of redeemable Class A Shares, as described below, which constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatement to Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on August 20, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the Initial Public Offering dated August 10, 2021 filed with the SEC on August 12, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001. On July 22, 2021, we effected a share surrender resulting in its Sponsor surrendering 2,875,000 Class B ordinary shares. As a result of such share surrender, our initial shareholders currently held 5,750,000 Class B ordinary shares, 750,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised. Each of Sharda Cherwoo, Peter K. Lenardos and Emer Timmons currently owns 25,000 Class B ordinary shares noted above, which were transferred to them from the Sponsor on April 27, 2021. On August 27, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 395,000 Units, and forfeited the remainder of the option when it expired. Accordingly, on September 24, 2021, the Sponsor surrendered to the Company for cancellation, 651,250 Class B ordinary shares, resulting in the initial shareholders holding an aggregate of 5,098,750 Class B ordinary shares, and none subject to forfeiture any longer.

Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our Sponsor is to act as the Company’s sponsor in connection with this offering. The limited partnership agreement of our Sponsor provides that its partnership interests may only be transferred to our officers or directors or other persons affiliated with our Sponsor, or in connection with estate planning transfers.

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,500,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,500,000. A portion of the proceeds from the sale of the Private Placement Warrants amounting to $6,000,000 was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor, members of the Sponsor or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. The Private Placement Warrants, which were purchased by the Sponsor, are substantially similar to the Public Warrants, except that if held by the Sponsor or their respective permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption under certain redemption scenarios and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Warrant Agreement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*

Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Xavier Rolet
	Name:	Xavier Rolet
	Title:	Chief Executive Officer

Dated: November 18, 2021