Form 10-Q/A
period 2021-09-30
World Quantum Growth Acquisition Corp.
filed 2021-12-17
CIK 1851174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2021, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 18, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 18, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

WORLD QUANTUM GROWTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

For the Period from March 9, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income	$11,083,353
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Class B ordinary shares	7,060
Allocation of offering costs to warrant expense	1,004,805
Interest earned on cash and marketable securities held in Trust Account	(9,561)
Fair value in excess of cash received for private warrants	4,740,175
Change in fair value of warrant liabilities	(16,954,800)
Changes in current assets and liabilities:
Prepaid expenses	(380,555)
Other assets	(310,017)
Accrued expenses	26,297
Due to related party	16,774
Net cash used in operating activities	(776,469)
Cash flows from investing activities:
Investment in Trust Account	(205,989,500)
Net cash used by investing activities	(205,989,500)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	199,871,000
Proceeds from private placement	8,618,500
Proceeds from issuance of promissory note to related party	300,000
Payment of promissory note	(300,000)
Payment of deferred offering costs	(290,102)
Net cash provided by financing activities	208,199,398

Net change in cash	1,433,429
Cash, beginning of the period	—
Cash, end of the period	$1,433,429

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$17,940
Deferred UW commission liability charged to accumulated deficit	$7,138,250
Accrued offering costs	$679,318

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

32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Dated: December 17, 2021