Form 10-Q
period 2022-09-30
World Quantum Growth Acquisition Corp.
filed 2022-11-10
CIK 1851174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 20,395,000 Class A ordinary shares, par value $0.0001 per share, and 5,098,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

WORLD QUANTUM GROWTH ACQUISITION CORP.

Form 10-Q

Table of Contents

Page
Part I. Financial Information
Item 1. Financial Statements	2
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from March 9, 2021 (Inception) to September 30, 2021	3
Unaudited Condensed Statements of Changes in Shareholders Deficit, for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from March 9, 2021 (Inception) to September 30, 2021	4
Unaudited Condensed Statements of Cash Flows for nine months ended September 30, 2022 and for the period from March 9, 2021 (Inception) to September 30, 2021	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safely Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
Part III. Signatures	31

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$202,529	$710,270
Prepaid expenses	207,750	508,049
Total current assets	410,279	1,218,319
Cash and marketable securities held in Trust Account	207,248,719	206,018,890
Long-term prepaid expenses	—	57,530
Total Assets	$207,658,998	$207,294,739

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$113,417	$206,958
Due to related party	60,000	46,774
Total current liabilities	173,417	253,732
Warrant liability	941,000	10,726,000
Deferred underwriting fee	7,138,250	7,138,250
Total liabilities	8,252,667	18,117,982

Commitments and Contingencies (See Note 6)

Redeemable Ordinary Shares:
Class A ordinary shares subject to possible redemption, 20,395,000 shares at redemption value	207,248,719	205,989,500

Shareholders' Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding, excluding 20,395,000 shares subject to possible redemption at September 30, 2022 and December 31,2021	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,098,750 shares issued and outstanding at September 30, 2022 and December 31,2021	510	510
Additional paid-in capital	—	—
Accumulated deficit	(7,842,898)	(16,813,253)
Total shareholders' deficit	(7,842,388)	(16,812,743)
Total Liabilities, Redeemable Ordinary Shares and Shareholders' Deficit	$207,658,998	$207,294,739

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period from March 9, 2021 (Inception) to September 30, 2021
Formation and operating costs	$230,410	$119,547	$785,255	$136,028
Loss from operations	(230,410)	(119,547)	(785,255)	(136,028)
Other income (expense)
Interest income on marketable securities held in Trust Account	1,043,396	9,561	1,229,829	9,561
Offering cost allocated to warrants	—	(1,004,805)	—	(1,004,805)
Excess of fair value over cash received for private warrants	—	(4,740,175)	—	(4,740,175)
Change in fair value of warrant liability	2,070,000	16,954,800	9,785,000	16,954,800
Total other income (expense)	3,113,396	11,219,381	11,014,829	11,219,381
Net income	$2,882,986	$11,099,834	$10,229,574	$11,083,353

Weighted average shares outstanding of Class A ordinary shares	20,395,000	10,802,446	20,395,000	4,824,394
Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.70	$0.40	$1.14
Weighted average shares outstanding of Class B ordinary shares	5,098,750	5,007,514	5,098,750	4,857,725
Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.70	$0.40	$1.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,098,750	$510	$—	$(16,813,253)	$(16,812,743)
Net income	—	—	—	—	—	4,722,097	4,722,097
Balance as of March 31, 2022	—	—	5,098,750	510	—	(12,091,156)	(12,090,646)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(215,823)	(215,823)
Net income	—	—	—	—	—	2,624,491	2,624,491
Balance as of June 30, 2022	—	$—	5,098,750	$510	$—	$(9,682,488)	$(9,681,978)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,043,396)	(1,043,396)
Net income	—	—	—	—	—	2,882,986	2,882,986
Balance as of September 30, 2022	—	$—	5,098,750	$510	$—	$(7,842,898)	$(7,842,388)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of March 9, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares Issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—				(8,497)	(8,497)
Balance as of March 31, 2021	—	—	5,750,000	575	24,425	(8,497)	16,503
Net loss	—	—	—	—	—	(7,984)	(7,984)
Balance as of June 30, 2021	—	—	5,750,000	575	24,425	(16,481)	8,519
Net income	—	—	—	—	—	11,099,834	11,099,834
Forfeiture of Class B ordinary shares by Sponsor	—	—	(651,250)	(65)	65	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,490)	(29,020,940)	(29,045,430)
Balance as of September 30, 2021	—	$—	5,098,750	$510	$—	$(17,937,587)	$(17,937,077)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2022	For the Period from March 9, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income	$10,229,574	$11,083,353
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,060
Allocation of offering costs to warrant expense	—	1,004,805
Interest earned on cash and marketable securities held in Trust Account	(1,229,829)	(9,561)
Fair value in excess of cash received for private warrants	—	4,740,175
Change in fair value of warrant liabilities	(9,785,000)	(16,954,800)
Changes in current assets and liabilities:
Prepaid expenses	357,829	(380,555)
Other assets	—	(310,017)
Accounts payable and accrued expenses	(93,541)	26,297
Due to related party	13,226	16,774
Net cash used in operating activities	(507,741)	(776,469)

Cash flows from investing activities:
Investment in Trust Account	—	(205,989,500)
Net cash used by investing activities	—	(205,989,500)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	—	199,871,000
Proceeds from private placement	—	8,618,500
Proceeds from issuance of promissory note to related party	—	300,000
Payment of promissory note	—	(300,000)
Payment of deferred offering costs	—	(290,102)
Net cash provided by financing activities	—	208,199,398

Net change in cash	(507,741)	1,433,429
Cash, beginning of the period	710,270	—
Cash, end of the period	$202,529	$1,433,429

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to possible redemption	$1,259,219	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,940
Deferred UW commission liability charged to accumulated deficit	$—	$7,138,250
Accrued offering costs	$—	$679,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

WORLD QUANTUM GROWTH ACQUISITION CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 1 — Organization and Business Operations

World Quantum Growth Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on March 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 9, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below) described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

The Company’s liquidity needs prior to the closing of the IPO on August 13, 2021, were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). The promissory note from the Sponsor was paid in full on August 13, 2021. Upon closing of the IPO on August 13, 2021, the Company had approximately $2.3 million in its operating bank account and working capital of approximately $1.5 million from the portion of the proceeds received and not held in the trust account.  As of September 30, 2022 and December 31, 2021, the Company had $202,529 and $710,270, respectively, in its operating bank account and working capital of $236,862 and $964,587, respectively.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Going Concern

The Company anticipates that the $202,529 outside of the Trust Account as of September 30, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

The Company has until February 13, 2023 (unless an amendment to such date is approved in accordance with the amended and restated memorandum and articles of association) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by either date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after February 13, 2023.

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

The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

As of September 30, 2022 and December 31, 2021, the Company had $202,529 and $710,270 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the company had $207,248,719 and $206,018,890 in assets held in the Trust Account which were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.  During the period from March 9, 2021 (inception) through September 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$203,950,000
Less:
Proceeds allocated to public warrants	(15,806,125)
Class A ordinary share issuance costs	(11,269,488)
Plus:
Accretion of carrying value to redemption value	29,115,113

Class A ordinary shares subject to redemption, December 31, 2021	205,989,500
Plus:
Accretion of carrying value to redemption value	1,259,219

Class A ordinary shares subject to redemption, September 30, 2022	$207,248,719

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares including 10,197,500 Public Warrants and 8,618,500 Private Placement Warrants, were excluded from diluted earnings per share for the nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the three months ended September 30, 2022		For the three months ended September 30, 2021		For the nine months ended September 30, 2022		For the period from March 9, 2021 (Inception) To September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,306,389	$576,597	$7,584,166	$3,515,668	$8,183,659	$2,045,915	$5,522,599	$5,560,754

Denominator:
Weighted-average shares outstanding	20,395,000	5,098,750	10,802,446	5,007,514	20,395,000	5,098,750	4,824,394	4,857,725

Basic and diluted net income per share	$0.11	$0.11	$0.70	$0.70	$0.40	$0.40	$1.14	$1.14

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

Due to Related Party

The Company agreed, commencing on the date the securities of the Company were first listed on the New York Stock Exchange (“NYSE”) (the “Listing Date”), to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2022 and December 31, 2021, $60,000 and $46,774, respectively, was accrued in Due to related party. For the three and nine months ended September 30, 2022, $30,000 and $90,000, respectively, was incurred and charged to operating expenses. For the three months ended September 30, 2022 and for the period from March 9, 2021 (inception) to September 30, 2021, $16,774 such fees were incurred and charged to operating expenses.

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. Prior to the IPO, the Company had borrowed $300,000 under the promissory note and was fully repaid on August 13, 2021 from the proceeds of the IPO not held in the Trust Account.  At September 30, 2022 and December 31, 2021, the promissory note is no longer available to be drawn upon.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares with par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares issued or outstanding, excluding 20,395,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each.  At September 30, 2022 and December 31, 2021, there are 5,098,750 issued and outstanding, respectively.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$510,000	$510,000	$—	$—
Private Placement Warrants	431,000	—	431,000	—
	$941,000	$510,000	$431,000	$—

	December 31, 2021	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$5,813,000	$5,813,000	$—	$—
Private Placement Warrants	4,913,000	—	4,913,000	—
	$10,726,000	$5,813,000	$4,913,000	$—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis.

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on August 13, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model.  The Warrants were classified as Level 3 at the initial measurement date. At September 30, 2022 and December 31, 2021, the Company used the quoted price on the NYSE to establish the fair value of the Public Warrants and the quoted price on the NYSE for similar assets (the Public Warrants) to establish the fair value of the Private Placement Warrants.  For subsequent remeasurement, the Public Warrants are classified as Level 1 due to the use of observable inputs and the Private Placement Warrants are classified as Level 2 due to the use of observable inputs for similar assets.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the quarter ended December 31, 2021, the Public Warrants were actively trading on the NYSE. As such, the Public Warrants were transferred from Level 3 to Level 1 to recognize changes in fair value based on quoted prices in the active market. As the terms of the Private Placement Warrants are virtually identical to the Public Warrants, the Private Placement Warrants were transferred from Level 3 to Level 2 to recognize changes in fair value based on quoted prices of similar or identical assets in the active market. As of September 30, 2022 and December 31, 2021, the market price of the Public Warrants on the NYSE was $0.05 and $0.57 per warrant, respectively.

The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Treasury Securities	207,248,719	—	—	207,248,719

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$93	$—	$—	$93

U.S. Treasury Securities	206,018,797	1,975	—	206,020,772
	$206,018,890	$1,975	$—	$206,020,865

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

Liquidity and Capital Resources; Going Concern

As of September 30, 2022 we had approximately $202,529 in cash, and working capital of approximately $236,862 .  Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through receipt of $25,000, or approximately $0.003 per share, from the initial shareholders to cover certain offering costs in consideration for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The promissory note from the Sponsor was paid in full on August 13, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

We anticipate that the $202,529 outside of the Trust Account as of September 30, 2022, might not be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of a business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the initial shareholders，certain of our officers and directors, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We have until February 13, 2023 (unless an amendment to such date is approved in accordance with the amended and restated memorandum and articles of association) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by either date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after February 13, 2023.

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

Results of Operations

All activity for the nine months ended September 30, 2022 relates to our formation, the Initial Public Offering and the search for a target for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended September 30, 2022, we had net income of $2,882,986, which consisted of change in fair value of derivative liabilities of $2,070,000 and interest income on trust account of $1,043,396, offset by formation and operating costs of $230,410.

For the nine months ended September 30, 2022, we had net income of $10,229,574, which consisted of change in fair value of derivative liabilities of $9,785,000 and interest income on trust account of $1,229,829, offset by formation and operating costs of $785,255.

For the three months ended September 30, 2021, we had a net income of $11,099,834. We incurred $119,547 of formation and operating costs. We also recorded unrealized gain in change in fair value of warrant liabilities of $16,954,800, loss on sale of Private Placement Warrants of $4,740,175, warrant issuance costs of $1,004,805, and interest income from trust amounting to $9,561.

For the period from March 9, 2021 (inception) through September 30, 2021, we had net income of $11,083,353. We incurred $136,028 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. We also recorded unrealized gain in change in fair value of warrant liabilities of $16,954,800, loss on sale of Private Placement Warrants of $4,740,175, warrant issuance costs of $1,004,805, and interest income from trust amounting to $9,561.

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

Administrative Services Agreement

Commencing on the date that our securities are first listed on the New York Stock Exchange, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and nine months ended September 30, 2022, $30,000 and $90,000 has been accrued thereunder, respectively. For the three months ended September 30, 2022 and for the period from March 9, 2021 (inception) to September 30, 2021, $16,774 such fees were incurred and charged to operating expenses.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the three and nine months ended September 30, 2022 by the weighted average number of Class A redeemable ordinary shares outstanding since December 31, 2021. We have not considered the effect of the warrants sold in our initial public offering (including the consummation of the over-allotment option) and the private placement to purchase an aggregate of 20,395,000 Class A ordinary shares in the calculation of diluted net income per ordinary share, because their inclusion would be anti-dilutive under the treasury stock method. The Trust Account generated $1,229,829 interest and no realized gains or losses for the nine months ended September 30, 2022. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B nonredeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted income per share is the same as basic income per share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 20,395,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company's liquidation

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our audited financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the restatement of our financial statement as of August 13, 2021 for the classification of redeemable Class A Shares, as described below, which constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2022